Form 10-Q
period 1995-06-30
BOETTCHER WESTERN PROPERTIES II LTD
filed 1995-08-22
CIK 703152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  June 30, 1995 OR

- ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    ---------

Commission File Number   0-11501

                     BOETTCHER WESTERN PROPERTIES II LTD.
             (Exact name of registrant as specified in its charter)

  COLORADO                                         84-0879737
  (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

  828 SEVENTEENTH STREET
    DENVER, COLORADO                                     80202
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (303) 628-8000


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                                     INDEX

                                                                                 Page
                                                                                 ----
PART I.  Financial Information

Item 1.  Financial Statements (unaudited)

            Balance Sheets -
                 June 30, 1995 and September 30, 1994                              3

            Statements of Operations -
                 Three and nine months ended June 30, 1995 and 1994                4

            Statement of Partners' Capital (Deficit) -
                 Nine months ended June 30, 1995                                   6

            Statements of Cash Flows -
                 Nine months ended June 30, 1995 and 1994                          7

            Notes to Financial Statements                                          9


Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    13

PART II.    Other Information

Item 6.  Exhibits and Reports on Form 8-K                                         17
SIGNATURE                                                                         18


PART I.  Financial Information

Item 1.  Financial Statements

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                          June 30,                 September 30,
                                                            1995                       1994
                                                       -------------               -------------
               Assets

Real estate investments, at gross cost:
  Property held for sale                                  $4,360,126                 4,360,126
  Less discount on related debt                             (264,527)                 (264,527)
                                                          ----------                 ---------
                                                           4,095,599                 4,095,599


  Less accumulated depreciation                           (1,170,460)               (1,094,979)
                                                          ----------                 ---------
                                                           2,925,139                 3,000,620

Cash and cash equivalents at cost, which
  approximates market value                                  382,421                   324,290
Accounts receivable, interest receivable
  and other assets                                           135,821                   132,400
Mortgage loan receivable                                   4,920,000                 4,920,000
Property tax and other escrow deposits                        24,802                    34,717
Deferred leasing costs, net of accumulated
  amortization of $133,987 and $103,146,
  respectively                                                85,619                   115,271
Debt issuance costs, net of accumulated
  amortization of $108,797 and $87,616,
  respectively                                                 3,705                     8,728
                                                          ----------                 ---------

                                                          $8,477,507                 8,536,026
                                                          ==========                 =========


Liabilities and Partners' Capital (Deficit)


Mortgages payable                                         $5,575,338                 5,733,532
Payable to managing general partner                          315,094                   176,053
Property taxes payable                                        25,468                    38,427
Tenants' deposits                                             25,748                    26,690
Accrued interest payable                                      27,668                    27,897
Unearned rental income                                             0                     1,486
Accounts payable and other liabilities                        11,932                    12,441
                                                          ----------                 ---------

     Total liabilities                                     5,981,248                 6,016,526

Partners' capital (deficit):
  General partners                                           (60,758)                  (60,526)
  Limited partners                                         2,557,017                  2,580,026
                                                          ----------                 ---------

     Total partners' capital (deficit)                     2,496,259                  2,519,500
                                                          ----------                 ---------

                                                          $8,477,507                 8,536,026
                                                          ==========                ==========




See accompanying notes to financial statements.

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                            Statements of Operations

               Three and Nine Months Ended June 30, 1995 and 1994
                                  (Unaudited)



                                                                      Three Months Ended                 Nine Months Ended
                                                                            June 30,                          June 30,
- -----------------------------------------------------------------------------------------------    -----------------------------
                                                                     1995              1994           1995               1994
                                                                     ----              ----           ----               ----
Revenue:
  Rental income                                                      104,342          111,873         326,754         1,687,285
  Tenant reimbursements for
    common area charges,
    insurance and taxes                                               27,523           52,158          88,386           113,203
  Interest income
                                                                     123,173          123,006         368,391           368,195
  Other income
                                                                       1,444           18,425           1,841            49,517
                                                                     -------        ---------        --------         ---------

                                                                     256,482          305,462         785,372         2,218,200
                                                                     -------        ---------        --------         ---------


Expenses:
  Interest, including
    amortization of debt
    discount and debt
    issuance costs                                                   154,480          425,510         469,928         1,320,787
  Depreciation                                                        25,161           27,196          75,482           328,422
  Property taxes                                                      12,734           11,145          37,977            96,078
  Fees and reimbursements to
    managing general partner                                          20,803           22,407          62,852           109,680
  Other management fees                                                5,546            6,050          17,067            76,155
  Salaries of on-site
    property managers                                                      0               40               0           135,992
  Repairs and maintenance                                             16,036           13,128          40,718           177,325
  Utilities                                                            4,470           10,725          11,475            78,742
  Other administrative                                                20,674           39,325          93,114           189,336
                                                                     -------        ---------        --------         ---------
                                                                     259,904          555,526         808,613         2,512,517
                                                                     -------        ---------        --------         ---------
    Net loss
       before gain on sale
       of real estate
       investment                                                     (3,422)        (250,064)        (23,241)         (294,317)
Gain on sale of real estate
  investment                                                               0        6,472,809               0         6,472,809
                                                                     -------        ---------        --------         ---------
    Net earnings (loss)
       before extraordinary
       gain                                                           (3,422)       6,222,745         (23,241)        6,178,492

Extraordinary item - gain on
  extinguishment of debt in
  connection with the sale of
  Fairway Apartments                                                       0          535,618               0           535,618
                                                                     -------        ---------        --------         ---------

Net earnings (loss) before
  minority interest                                                   (3,422)       6,758,363          (23,241)       6,714,110

(Continued)

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                      Statements of Operations (Continued)

               Three and Nine Months Ended June 30, 1995 and 1994
                                  (Unaudited)





                                                                      Three Months Ended                 Nine Months Ended
                                                                            June 30,                          June 30,
- -----------------------------------------------------------------------------------------------    -----------------------------
                                                                     1995              1994           1995               1994
                                                                     ----              ----           ----               ----
Minority interest in net
  earnings and gain on sale
  of real estate investment
  allocable to joint venture
  partner                                                                  0           (7,648)             0              (7,648)
                                                                     -------        ---------        -------           ---------
  Net earnings (loss)                                                $(3,422)       6,750,715        (23,241)          6,706,462
                                                                     =======        =========        =======           =========
 Net earnings (loss) per
  limited partnership
  unit, using the weighted
  average number of limited
  partnership units out-
  standing of 16,495:

    Operations                                                          (.21)          374.38          (1.39)             371.72
    Extraordinary item                                                     0            31.83              0               31.83
                                                                     -------        ---------        -------           ---------

                                                                       $(.21)          406.21          (1.39)             403.55
                                                                     =======        =========        =======           =========

See accompanying notes to financial statements.

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                    Statement of Partners' Capital (Deficit)

                        Nine Months ended June 30, 1995
                                  (Unaudited)


                                                                                                          Total
                                                                                                        partners'
                                                        General                Limited                   capital
                                                        Partners               Partners                 (deficit)
                                                        --------               --------                 ---------
Capital (deficit)
         at October 1, 1994                        $(60,526)                2,580,026                 2,519,500


Net loss for the nine months
         ended June 30, 1995                           (232)                  (23,009)                  (23,241)
                                                   --------                 ---------                 ---------


Capital (deficit)
         at June 30, 1995                          $(60,758)                2,557,017                 2,496,259
                                                   =========                =========                 =========



See accompanying notes to financial statements.

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows

                    Nine Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                    --------------------------------
                                                                                       1995                  1994
                                                                                       ----                  ----
Cash flows from operating activities:
  Net earnings (loss)                                                           $  (23,241)               6,706,462
  Adjustments to reconcile net earnings
     (loss) to net cash provided by
     (used by) operating activities:
       Depreciation and amortization                                               127,494                  713,371
       Minority interest in net earnings and
         gain on sale of real estate investment                                        -                      7,648
       Interest expense added to mortgage balance                                      -                     65,625
       Gain on extinguishment of debt in connec-
         tion with the sale of Fairway Apartments                                      -                   (535,618)
       Gain on sale of Fairway Apartments                                              -                 (6,472,809)
  Change in assets and liabilities:
     Increase in accounts receivable
       interest receivable and other assets                                         (3,421)                  (2,931)
     Decrease in property tax
       and other escrow deposits                                                     9,915                  140,577
     Increase (decrease) in payable to managing
       general partner relating to operations                                      139,041                 (366,080)
     Decrease in property taxes payable                                            (12,959)                 (98,750)
     Decrease in tenants' deposits                                                    (942)                (114,815)
     Decrease in accrued interest payable                                             (229)                 (71,325)
     Decrease in unearned rental income                                             (1,486)                 (83,194)
     Decrease in accounts payable
       and other liabilities                                                          (509)                 (71,556)
                                                                                  --------             ------------
         Net cash provided by (used by)
           operating activities                                                    233,663                 (183,395)
                                                                                  --------             ------------
Cash flows provided by (used by)
  investing activities:
    Additions to real estate investments                                               -                    (48,046)
    Increase in deferred leasing costs                                              (1,180)                 (14,360)
    Proceeds from sale of real estate
      investment, net of closing costs
      and other costs of sale                                                          -                 16,512,906
                                                                                  --------             ------------
        Net cash provided by (used by)
          investing activities                                                      (1,180)              16,450,500
                                                                                  --------             ------------
Cash flows used by financing activities:
  Prepayment penalty on sale of
     real estate investment                                                            -                    (33,559)
  Reduction in mortgage principal                                                 (158,194)             (15,052,679)
  Debt issuance costs                                                              (16,158)                 (23,855)
  Distribution to minority interest                                                    -                     (7,648)
  Distributions to limited partners                                                    -                 (1,748,470)
                                                                                  --------             ------------
        Net cash used by
          financing activities                                                    (174,352)             (16,866,211)
                                                                                  --------             ------------

(Continued)

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)

                    Nine Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                                                              Nine Months Ended
                                                                                                   June 30,
                                                                                 ---------------------------------------
                                                                                      1995                    1994
                                                                                      ----                    ----


Net increase (decrease) in cash
  and cash equivalents                                                               58,131                (599,106)

Cash and cash equivalents at September 30                                           324,290                 851,325
                                                                                    -------               ---------

Cash and cash equivalents at June 30                                              $ 382,421                 252,219
                                                                                  =========               =========
  Supplemental disclosure of cash flow
  information:
     Interest paid in cash during the
       nine month period
                                                                                  $ 448,976                 972,650
                                                                                  =========               =========

See accompanying notes to financial statements.

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1995
                                  (Unaudited)

(1)      Financial Statement Adjustments and Footnote Disclosure

         The accompanying financial statements are unaudited. However, Boettcher Properties, Ltd. (BPL), the Managing General Partner of Boettcher Western Properties II Ltd. (the Partnership), believes all material adjustments necessary for a fair presentation of the interim financial statements have been made and that such adjustments are of a normal and recurring nature. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. BPL believes the disclosures made are adequate to make the information not misleading and suggests that the condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Boettcher Western Properties II Ltd. September 30, 1994 Annual Report.

(2)      Significant Accounting Principles

         Principles of Consolidation
         The accompanying financial statements include the accounts of the Partnership and for the periods prior to fourth quarter of fiscal 1994 also include and are consolidated with, the BWP II/FAIRWAY partnership (the "Fairway Partnership") in which the Partnership was a 99% participant. All intercompany transactions have been eliminated in consolidation.

         Deferred Leasing Costs
         Costs associated with the leasing of the Partnership's shopping center are deferred and amortized over the life of the related leases and are recorded at cost. These costs are comprised of lease commissions and construction costs related to the buildout of tenant space.

         Income Taxes
         No provision has been made for federal income taxes, as the taxable income (loss) is reported by the partners rather than the Partnership. The Partnership reports certain transactions differently for tax and consolidated financial statement purposes, primarily depreciation and debt discount.

         Real Estate Investments
         The property held for sale and the mortgage loan receivable are recorded at the lower of cost or fair market value, based upon independent appraised values or current purchase offers. Buildings and improvements are depreciated using the straight-line method over an estimated useful life of 30 years. Equipment and furnishings are depreciated using the straight-line method over an

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                 June 30, 1995
                                  (Unaudited)

(2)      Continued
         estimated useful life of 5 years. Renewals and betterments are capitalized, and repairs and maintenance are charged to operations as incurred.

         Debt Issuance Costs and Debt Discount
         Costs incurred in arranging financing, such as loan origination fees, commitment fees and extension fees, are deferred and amortized to interest expense using the level-interest-yield method over the term of the related debt or the extension period.

         Debt discount is amortized to interest expense using the level-interest yield method over the term of the related debt.

         Statement of Cash Flows
         For purposes of the statement of cash flows, cash and cash equivalents include highly liquid debt instruments purchased with an original maturity of three months or less. Cash and cash equivalents are comprised of the following:

                                                                          As of June 30,
                                                                      1995            1994
                                                                     -------         -------
                 Money market fund                                  $368,587         250,335
                 Operating cash                                       13,834           1,884
                                                                    --------         -------
                    Cash and cash equivalents                       $382,421         252,219
                                                                    ========         =======

(3)      Mortgages Payable - Iliff Crossing
         On December 6, 1994, the Partnership executed an extension and modification agreement with the existing lenders on the mortgage indebtedness secured by the Iliff Crossing Shopping Center, which extended the due date of such indebtedness from June 1, 1994 to June 1, 1995. In conjunction with this extension, the Partnership was required to make a $130,000 principal paydown from Partnership cash reserves. The Partnership entered into an additional extension agreement with the existing lenders extending the due date of the mortgage indebtedness from June 1, 1995 to August 31, 1995. The indebtedness continues to carry an interest rate of 12% and requires interest-only payments of $21,700 per month. On August 8, 1995 the Partnership paid the balance due on the mortgage indebtedness secured by Iliff Crossing Shopping Center. See Note 5 to the Financial Statements for further discussion.

(4)      Transactions with Related Parties
         Deferred Acquisition Fee:  Pursuant to the Management Agreement,
         BPL is to receive an annual fee for acquisition services provided to the Partnership for each fiscal year equal to (a) 2% of the average daily Aggregate Capital Investment Account plus (b) 1/2 of 1% of the average daily Capital Cash Account, as those terms are defined in the Partnership Agreement. Payments may be made for the lesser of 15 years or until the limit on payments is reached. For the quarter ended June 30, 1995 the amount earned by BPL was $14,890.

         Property Management Fee: In accordance with the provisions of the Management Agreement, property management fees are payable to BPL, regardless of the profitability of the Partnership, equal to 5% of the actual gross receipts from properties owned by the Partnership,

                      BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                 June 30, 1995
                                  (Unaudited)

(4)      Continued

         less management fees paid to others. For the quarter ended June 30, 1995 the amount earned by BPL was $1,138.

         Direct Services: BPL and its affiliates provide various services directly related to the operation of the Partnership and its properties. The Partnership reimburses BPL for its allocable share of salaries of non-management and non-supervisory personnel providing accounting, investor reporting and communications and legal services to the Partnership; as well as allowable expenses related to the maintenance and repair of data processing equipment used for or by the Partnership. For the quarter ended June 30, 1995, the amount due to BPL for such reimbursements was $4,776.

(5)      Liquidity and Debt Maturities

         Based upon projected future net cash flow to be generated by the Partnership's real estate investments, the Managing General Partner believes that the Partnership's working capital position is sufficient as of June 30, 1995.

         During the first nine months of fiscal 1995, the payable to managing general partner increased by $139,041 to a total of $315,094.
         This increase was the net result of payments totalling $100,000 and the accrual of fees and reimbursements earned by the Managing General Partner and cash advances received from the Managing General Partner in the nine months ended June 30, 1995 totalling $62,852 and $76,189 respectively. During the first three quarters of fiscal 1995, the Managing General Partner advanced approximately $142,500 to extend the mortgage indebtedness related to Iliff Crossing. The Partnership intends to apply cash flow generated from Partnership operations during the remainder of fiscal 1995 to maintain cash reserves, as necessary. Thereafter, the Partnership intends to pay the Managing General Partner all unpaid cash advances made to the Partnership, all unpaid administrative reimbursements and all deferred fees earned by the Managing General Partner, which totalled $99,223, $27,955 and $187,916, respectively, as of June 30, 1995.

         Subsequent to June 30, 1995 the maturity date of the mortgage loan receivable, was extended to August 1, 1995 by agreement of the parties to coincide with the due date of the First Deed of Trust Note. On August 17, 1995, the Partnership collected principal and interest on this receivable of $4,934,353; paid off the

                     BOETTCHER WESTERN PROPERTIES II LTD.
                            (A Limited Partnership)

                    Notes to Financial Statements, Continued

                                 June 30, 1995
                                  (Unaudited)


        underlying note which had a balance due of $3,419,089, resulting in net proceeds of $1,515,264 to the Partnership.

        As of June 30, 1995, the Partnership has recorded its remaining real estate investment as property held for sale. On April 26, 1995 the Partnership entered into a contract to sell Iliff Crossing Shopping Center to an unrelated third party (the "Purchaser") for $3,100,000. The Purchaser completed its due diligence period and waived the financing contingency effective July 7, 1995. On August 8, 1995, the Partnership sold the land, related improvements and personal property of Iliff Crossing Shopping Center to the Purchaser. The net proceeds to the Partnership, before proration of operating income and expenses, were as follows:

         Total contract sales price                                  $3,100,000
         Less costs of sale -
                 sales commissions                                     (124,000)
                 estimated title, legal fees, and other                 (25,000)
         Mortgage payoff                                             (2,176,429)
         Security deposit liability                                     (25,748)
                                                                     ----------
                 Net proceeds                                        $  748,823
                                                                     ==========

    The Partnership intends to apply net proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and/or the sale of Iliff Crossing, including amounts owed to the Managing General Partner. After payment of the foregoing amounts, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        For the three and nine months ended June 30, 1995, the Partnership generated total revenue of $256,482 and $785,372 and incurred total expenses in the amount of $259,904 and $808,613 resulting in net losses of $3,422 and $23,241, which represents decreases in net losses of $246,642 and $271,076 when compared with net losses before gain on sale of real estate investment in the corresponding periods of fiscal 1994. The most significant factors affecting the Partnership's results of operations were decreased total revenue, specifically rental and other income, and decreased total expenses, in every category. In general, revenue generated and expenses incurred for the three and nine month periods of fiscal 1995 have decreased when compared with the corresponding periods of fiscal 1994 as a result of the sale of Fairway Apartments on April 1, 1994. A summary of the Partnership's operations and period-to-period comparisons in presented below.


                                    Three Months Ended June 30                          Nine Months Ended June 30
                                          (In Thousands)                                     (In Thousands)
                                    --------------------------                         ---------------------------
                                                Amount                                             Amount
                                                  of             %                                   of             %
                          1995       1994       Change        Change          1995      1994       Change        Change
                          ----       ----       ------        ------          ----      ----       ------        ------
Total revenue            $257         305         (48)         (16)%          $785     2,218      (1,433)         (65)%
Total expenses            260         555        (295)         (53)%           808     2,513      (1,705)         (68)%
                          ---         ---         ---                          ---     -----       -----

Net earnings
   (loss)                $ (3)       (250)        247                         $(23)     (295)        272
                         ====        ====         ===                         ====     =====         ===


         In making period-to-period comparisons, the exclusion of the operations of Fairway Apartments from the results of the first three quarters of fiscal 1994 allows for a more meaningful analysis of the operations of the Partnership's remaining investments. For comparison purposes only, if the operations of Fairway Apartments had been excluded from revenue and expenses in the first three quarters of fiscal 1994, the Partnership's Statements of Operations for the three and nine months ended June 30, 1995 compared with the same periods of fiscal 1994 would have been as follows:


                                    Three Months Ended June 30                          Nine Months Ended June 30
                                          (In Thousands)                                     (In Thousands)
                                    --------------------------                         ---------------------------
                                                Amount                                             Amount
                                                  of             %                                   of             %
                          1995       1994       Change        Change          1995      1994       Change        Change
                          ----       ----       ------        ------          ----      ----       ------        ------
Total revenue            $257         284         (27)         (10)%          $785       799         (14)         (18)%
Total expenses            260         267          (7)          (3)%           808       888         (80)          (9)%
                          ---         ---         ----                         ---       ---         ----

Net earnings
   (loss)                $ (3)         17         (20)                        $(23)      (89)         66
                         ====          ==         ====                         ===       ===          ==


         In analyzing the pro forma amounts shown above, which exclude Fairway

Apartments, total revenue generated by the Partnership for the three and nine months ended June 30, 1995 totalled $256,482 and $785,372, which represents decreases of $27,904 (10%) and $13,259 (2%), respectively, over the same periods of fiscal 1994. Rental income generated by Iliff Crossing Shopping Center for the three and nine months ended June 30, 1995 totalled $104,342 and $326,754, representing a decrease of $7,412 (7%) and an increase of $5,547 (2%). Iliff Crossing Shopping Center maintained a 94% average occupancy rate and generated an annual average effective rental rate of $8.96 per square foot for the quarter ended June 30, 1995, which represents no change and a decrease of $.32, respectively, when compared with the corresponding period of fiscal 1994. In addition, in the third quarter of 1995 the Partnership refunded approximately $3,500 to a tenant of Iliff Crossing that had overpaid certain triple net charges. This resulted in a decrease of tenant reimbursement income.

         Total expenses incurred by the Partnership during the three and nine months ended June 30, 1995 amounted to $259,904 and $808,613, which represent decreases of $7,071 (3%) and $79,279 (9%), respectively. For the nine months ended June 30, 1995 fees and reimbursements to managing general partner decreased $46,828 (43%) as a result of the sale of Fairway Apartments in the third quarter of fiscal 1994. Interest expense decreased $26,173 (5%) for the first three quarters of fiscal 1995 when compared with the corresponding periods of fiscal 1994, the result of both decreased interest expense on the mortgage payable of $13,366 and decreased amortization of debt issuance costs of $12,807, respectively. The decrease in interest expense on the mortgage payable was the result of principal reductions on Iliff Crossing Shopping Center's mortgage payable made in the first quarter of 1994 in the amount of $200,000 and the first quarter of 1995 in the amount of $130,000. The decrease in amortization of debt issuance costs is the result of less debt issuance costs incurred for the loan extension of Iliff Crossing Shopping Center's mortgage payable in fiscal 1995 when compared with fiscal 1994. Repairs and Maintenance expense decreased $6,076 (13%) for the first three quarters of fiscal 1995 when compared with the corresponding periods of fiscal 1994, the result of a savings in snow removal cost due to low precipitation and the curtailment of security costs at Iliff Crossing Shopping Center.

         A summary of the Partnership's average occupancy and average effective rental rates is presented below.

                     Quarter Ended                           Quarter Ended
                     June 30, 1995                           June 30, 1994
              ------------------------------          --------------------------
              Average         Avg. Effective          Average     Avg. Effective
              Occupancy       Rental Rate (1)         Occupancy   Rental Rate (1)
              ---------       ---------------         ---------   ---------------
Commercial
- ----------
Iliff Crossing
  Shopping Center   94%         $8.96(2)                  94%          $9.28(2)

(1) Average effective rental rates for commercial properties are stated in terms of an average annual effective rental rate per square foot. Effective rental rates take into account the effect of leasing concessions and bad debts.

(2) These rates are "triple net". In addition to this base rent, the majority of tenants pay their pro rata share of taxes, insurance and common area maintenance expenses at the property.

Liquidity and Capital Resources

         Combined cash and cash equivalent balances, which represent Partnership reserves, were $382,421 at June 30, 1995, representing an increase of $58,131 when compared with fiscal 1994 year end. Net cash provided by operating activities for the nine months ended June 30, 1995 totalled $233,663, which included an increase in payable to managing general partner relating to operations of $139,041. This increase represents the accrual of deferred fees and reimbursements earned by the Managing General Partner and unpaid cash advances also from the Managing General Partner. As of June 30, 1995 the payable to managing general partner totalled $315,094 and is comprised of deferred fees and unpaid reimbursements and cash advances received from the Managing General Partner in the amount of $215,871 and $99,223, respectively.

         Net cash used by investing activities amounted to $1,180 for the nine months ended June 30, 1995 and is comprised solely of deferred leasing costs incurred at Iliff Crossing Shopping Center.

         Net cash used by financing activities for the nine months ended June 30, 1995 amounted to $174,352 and is comprised of a reduction in mortgage principal of approximately $158,200 related primarily to the paydown required for the extension of the mortgage payable secured by Iliff Crossing; and an increase in debt issuance costs of approximately $16,000 at Iliff Crossing Shopping Center.

         To the knowledge of the Managing General Partner, Iliff Crossing and West Lakes Apartments are in good physical condition. For the three months remaining in fiscal 1995 there are no budgeted tenant finish or lease commission costs.

         Based upon projected future net cash flow to be generated by the Partnership's real estate investments, disposition of Iliff Crossing and collection of the All-Inclusive Deed of Trust Note; the Managing General Partner believes that the Partnership's working capital position is sufficient as of June 30, 1995. The Partnership intends to apply net cash flow generated from the aforementioned transactions to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and/or sale of Iliff Crossing Shopping Center. Thereafter, the Partnership intends to pay amounts owed to the Managing General Partner which, at June 30, 1995, were comprised of unpaid cash advances, administrative reimbursements and deferred fees totalling $99,223, $27,955 and $187,916 respectively.

         On December 6, 1994, the Partnership executed an extension and modification agreement with the existing lenders on the mortgage indebtedness secured by the Iliff Crossing Shopping Center, which extended the due date of such indebtedness from June 1, 1994 to June 1, 1995. In conjunction with this extension, the Partnership was required to make a $130,000 principal paydown from Partnership cash reserves. The Partnership entered into an additional extension agreement with the existing lenders extending the due date of the mortgage indebtedness from June 1, 1995 to August 31, 1995. The indebtness continues to carry an interest rate of 12% and requires interest-only payments of $21,700 per month. On August 8, 1995 the Partnership paid the balance due on the mortgage indebtedness secured by Iliff Crossing Shopping Center. See
Note 5 to the Financial Statements as contained in Item 1 of this report for further discussion.

         The amount owed to the holder
of the First Deed of Trust Note secured by the West Lakes Apartments will be paid out of the proceeds from the collection of the All-Inclusive Deed of Trust Note (the "AIDT Note") held by the Partnership. Subsequent to June 30, 1995 the maturity date of the AIDT note was extended to August 1, 1995 by agreement of the parties to coincide with the due date of the First Deed of Trust Note. On August 17, 1995, the Partnership collected principal and interest on its AIDT Note of $4,934,353; paid off the underlying note which had a balance due of $3,419,089, resulting in net proceeds of $1,515,264 to the Partnership. In addition, the debt secured by the Iliff Crossing Shopping Center will be retired in conjunction with the sale of the property, as discussed below.

    As of June 30, 1995, the Partnership has recorded its remaining real estate investment as property held for sale. On April 26, 1995 the Partnership entered into a contract to sell Iliff Crossing Shopping Center to an unrelated third party (the "Purchaser") for $3,100,000. The Purchaser completed its due diligence period and waived the financing contingency effective July 7, 1995. On August 8, 1995, the Partnership sold the land, related improvements and personal property of Iliff Crossing Shopping Center to the Purchaser. The net proceeds to the Partnership, before proration of operating income and expenses, were as follows:

         Total contract sales price                                       $3,100,000
         Less costs of sale -
                 sales commissions                                          (124,000)
                 estimated title, legal fees, and other                      (25,000)
         Mortgage payoff                                                  (2,176,429)
         Security deposit liability                                          (25,748)
                                                                          ----------
                 Net proceeds                                             $  748,823
                                                                          ==========

    The Partnership intends to apply net proceeds to pay all remaining liabilities identified by the Managing General Partner arising out of or in connection with the operations of the Partnership and/or the sale of Iliff Crossing, including amounts owed to the Managing General Partner. After payment of the foregoing amounts, all remaining cash reserves of the Partnership will be utilized to first pay the costs of liquidation and dissolution of the Partnership, and then to make a final distribution to limited partners.

PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

                  No reports were required or filed by the Registrant during the period for which this report is filed.

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BOETTCHER WESTERN PROPERTIES II LTD.
                          ------------------------------------
                                  Registrant


                 By:      Boettcher Properties, Ltd., as
                          Managing General Partner



                          By:     BPL Holdings, Inc., as
                                  Managing General Partner


Dated:  August 21, 1995            By:
                                       ---------------------------------
                                   Thomas M. Mansheim
                                   Treasurer; Principal Financial and Accounting
                                   Officer of the Partnership